Form 10-K/A
period 1994-12-31
PAINEWEBBER MORTGAGE ACCEPTANCE CORPORATION IV
filed 1996-06-28
CIK 815018

SECURITIES AND EXCHANGE COMMISSION
			      WASHINGTON, D.C.  20549

				   FORM 10-K/A
				Amendment No. 1



(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]  *

For the fiscal year ended December 31, 1994

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No.:  33-69738

Paine Webber Mortgage Acceptance Corporation IV, Mortgage Pass-Through Certificates, Series 1994-7 Trust
(Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
(State or other jurisdiction of incorporation or organization)

52-1880590
(I.R.S. Employer Identification  No.)

c/o First Bank National Association
180 East Fifth Street
Corporate Trust, 2nd Floor
St. Paul, MN                                            55101
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number, including area code (612) 244-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No

* Previously paid with Original Form 10-K.

	This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 30, 1995 by Securitized Asset Services Corporation (the "Reporting Person"), on behalf of Paine Webber Mortgage Acceptance Corporation IV, Mortgage Pass-Through Certificates, Series 1994-7 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Paine Webber Mortgage Acceptance Corporation IV (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Paine Webber Mortgage Acceptance Corporation IV, Mortgage Pass-Through Certificates, Series 1994-7 registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a)  Exhibits

		In accordance with the no action letter from the Office of Chief Counsel of the Division of Corporation Finance, Securities and Exchange Commission (the "No Action Letter "), the following exhibits are or will be provided:

		99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable, of:

			(a)  Chemical Mortgage Company, as Servicer<F1>

		99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

			(a)  Chemical Mortgage Company, as Servicer<F1>

	(b) On May 26, 1994, a report on Form 8-K was filed by the Company in order to provide the Pooling and Servicing Agreement for the Certificates.

	On October 7, 1994, November 8, 1994, and December 14, 1994, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter for the period covered by the Original Form 10-K.

	(c)  Omitted pursuant to the No Action Letter.

	(d)  Omitted pursuant to the No Action Letter.




<F1>  Filed herewith.


				  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PAINE WEBBER MORTGAGE ACCEPTANCE CORPORATION IV, MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994-7 TRUST

By:  PAINE WEBBER MORTGAGE ACCEPTANCE CORPORATION IV,
	as Issuer

Name:   /s/Mark I. Tecotzky

Name:   Mark I. Tecotzky

Title:  Managing director

Dated:  May 30, 1996



				   EXHIBIT INDEX

Exhibit No.

99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable.

	(a)  Chemical Mortgage Company, as Servicer<F1>

99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable.


	(a)  Chemical Mortgage Company, as Servicer<F1>




<F1>  Filed herewith.