Form 10-K/A
period 1994-12-31
PAINEWEBBER MORTGAGE ACCEPTANCE CORPORATION IV
filed 1996-06-28
CIK 815018

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				FORM 10-K/A
			      Amendment No. 1



(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]  *

For the fiscal year ended December 31, 1994

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No.:  33-83802-01

Paine Webber Mortgage Acceptance Corporation IV, Mortgage Pass-Through Certificates, Series 1994-8 Trust
(Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
(State or other jurisdiction of incorporation or organization)

52-1901103
(I.R.S. Employer Identification No.)

c/o First Bank National Association
180 East Fifth Street
Corporate Trust, 2nd Floor
St. Paul, MN                                            55101
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number, including area code (612)-244-6000

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

	This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 30, 1995 by Securitized Asset Services Corporation (the "Reporting Person"), on behalf of Paine Webber Mortgage Acceptance Corporation IV, Mortgage Pass-Through Certificates, Series 1994-8 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Paine Webber Mortgage Acceptance Corporation IV (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Paine Webber Mortgage Acceptance Corporation IV, Mortgage Pass-Through Certificates, Series 1994-8 registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


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

			(a)  The Prudential Home Mortgage Company, Inc., as
			     Servicer<F1>

		99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

			(a)  The Prudential Home Mortgage Company, Inc., as
			     Servicer<F1>

	(b) On September 23, 1994, a report on Form 8-K was filed by the Company in order to provide the Pooling and Servcing Agreement for the Certificates.

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

PAINE WEBBER MORTGAGE ACCEPTANCE CORPORATION IV, MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994-8 TRUST

By:     PAINE WEBBER MORTGAGE ACCEPTANCE CORPORATION IV,
	as Issuer

Name:   /s/Mark I. Tecotzky

Name:   Mark I. Tecotzky

Title:  Managing director


Dated:  May 30, 1996



			    EXHIBIT INDEX

Exhibit No.

99.1 Annual Report of Independent Public Accountants as to master servicing activities or servicing activities, as applicable.

	(a)  The Prudential Home Mortgage Company, Inc., as Servicer<F1>

99.2 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable.


	(a)  The Prudential Home Mortgage Company, Inc., as Servicer<F1>




<F1>  Filed herewith.